Form 10-Q
period 1996-06-30
MEWBOURNE ENERGY PARTNERS 96-A LP
filed 1996-08-08
CIK 942311

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________to________

                         COMMISSION FILE NO. 033-90480

                    MEWBOURNE ENERGY PARTNERS 96-A, L.P.
                    ------------------------------------

         Delaware                             75-2646003
- - - -------------------------               ----------------------
(State or jurisdiction of                  (I.R.S. Employer
incorporation or organization)          Identification Number)

3901 South Broadway, Tyler, Texas                75701
- - - -------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)


Registrant's Telephone Number, including area code:(903) 561-2900

                                 Not Applicable
                                 --------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    [X] Yes               [ ] No

                     MEWBOURNE ENERGY PARTNERS 96-A, L. P.

                         Part I - Financial Information


ITEM 1.  FINANCIAL STATEMENTS



                                 BALANCE SHEET
                                 June 30, 1996
                                  (Unaudited)



ASSETS

Cash                                                    $ 100
                                                        -----

Total assets                                            $ 100
                                                        =====



PARTNERS' CAPITAL


Partners' capital                                       $ 100
                                                        -----

Total Partners' capital                                 $ 100
                                                        =====





                     The accompanying notes are an integral
                       part of the financial statements.

                     MEWBOURNE ENERGY PARTNERS 96-A, L. P.



                         STATEMENT OF PARTNERS' CAPITAL
               for the period April 11, 1996 (date of inception)
                             through June 30, 1996
                                  (Unaudited)



                                    Limited &   Managing
                                    General     General
                                    Partners    Partner      Total
                                    --------    -------    ---------
Partners' capital at April 11,
1996 (date of organization)         $  -        $  -        $  -

Contributions                       $ 100       $  -        $ 100
                                    -----       -----       -----

Partners' capital at
  June 30, 1996                     $ 100       $  -        $ 100
                                    =====       =====       =====





                     The accompanying notes are an integral
                       part of the financial statements.

                     MEWBOURNE ENERGY PARTNERS 96-A, L. P.




                            STATEMENT OF CASH FLOWS
               for the period April 11, 1996 (date of inception)
                             through June 30, 1996
                                  (Unaudited)





Cash flows from financing activities:

  Capital contributions from partners                     $ 100
                                                          -----
Cash, end of period                                       $ 100
                                                          =====





                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 96-A, L.P.


                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results. All adjustments are of a normal recurring nature.

2. Mewbourne Energy Partners 96-A, L.P. (the "Registrant") was formed April 11, 1996. On June 30, 1996, the only financial activity that had occurred was the receipt of the Organizational Partner's contribution of $100.00. The offering of limited and general partnership interest began on June 27, 1996 and is expected to remain open thru October 31, 1996. As of August 6, 1996, there have been no limited or general partner interests admitted into the Registrant.

3. From the period commencing April 11, 1996 to June 30, 1996, the Registrant conducted no business activity. Therefore, there are no items of income or expense for the reporting period, and a statement of income is not provided.

ITEM 2.     MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Mewbourne Energy Partners 96-A, L.P. was formed April 11, 1996. Mewbourne Development Corporation is the Managing Partner, and has the power and authority to manage, control and administer all partnership affairs. On June 30, 1996, the only financial activity which had occurred was the receipt of the Organizational Partner's contribution of $100.00. The offering of limited and general partnership interest began on June 27, 1996 and is expected to remain open thru October 31, 1996. As of August 6, 1996, there have been no limited or general partner interests admitted into the Registrant.



RESULTS OF OPERATIONS

The Registrant had not commenced operations prior to the period ending June 30, 1996, therefore, no trend analysis based on quarterly changes in results of operations is available.


LIQUIDITY AND CAPITAL RESOURCES

The Registrant was formed on April 11, 1996, and the Organizational Partner contributed $100.00 in cash to the Registrants's capital. During the period after formation that ended June 30, 1996, there was no increase in cash and there were no distributions to partners.




                          Part II - Other Information

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

              27 -- Financial Data Schedule.

     (b)    Reports on Form 8-K - none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MEWBOURNE ENERGY PARTNERS 96-A, L.P.

                                  By: Mewbourne Development Corporation
                                      Managing General Partner




Date:  August 6, 1996             By: /S/ J. Roe Buckley
                                      -----------------------------------
                                      J. Roe Buckley, Treasurer
                                      and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                       Exhibit Description
- - - -----------                       -------------------

  27                              Financial Data Schedule