Form 10-Q
period 1996-09-30
MEWBOURNE ENERGY PARTNERS 96-A LP
filed 1996-11-12
CIK 942311

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                              --------  --------

                         COMMISSION FILE NO. 033-90480

                      MEWBOURNE ENERGY PARTNERS 96-A, L.P.
                      ------------------------------------


         Delaware                                          75-2646003
-------------------------                              ------------------
(State or jurisdiction of                               (I.R.S. Employer
incorporation or organization)                        Identification Number)

3901 South Broadway, Tyler, Texas                                75701
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)



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

                    MEWBOURNE ENERGY PARTNERS 96-A, L. P.

                       Part I - Financial Information


ITEM 1.  FINANCIAL STATEMENTS



                                 BALANCE SHEET
                               September 30, 1996
                                  (Unaudited)



ASSETS
------

Cash                                          $ 100
                                              -----

Total assets                                  $ 100
                                              =====



PARTNERS' CAPITAL
-----------------


Partners' capital                             $ 100
                                              -----

Total Partners' capital                       $ 100
                                              =====





                     The accompanying notes are an integral
                       part of the financial statements.

                     MEWBOURNE ENERGY PARTNERS 96-A, L. P.



                         STATEMENT OF PARTNERS' CAPITAL
               for the period April 11, 1996 (date of inception)
                           through September 30, 1996
                                  (Unaudited)



                                    Limited  &  Managing
                                    General     General
                                    Partners    Partner      Total
                                    --------    -------    ---------
Partners' capital at April 11,
1996 (date of organization)         $  -         $  -        $  -

Contributions                       $ 100        $  -        $ 100
                                    -----        ----        -----

Partners' capital at
  September 30, 1996                $ 100        $  -        $ 100
                                    =====        ====        =====





                     The accompanying notes are an integral
                       part of the financial statements.

                     MEWBOURNE ENERGY PARTNERS 96-A, L. P.




                            STATEMENT OF CASH FLOWS
               for the period April 11, 1996 (date of inception)
                           through September 30, 1996
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

2. Mewbourne Energy Partners 96-A, L.P. (the "Registrant") was formed April 11, 1996. On September 30, 1996, the only financial activity that had occurred was the receipt of the Organizational Partner's contribution of $100.00. The offering of limited and general partnership interest began on June 27, 1996. As of November 6, 1996, interests aggregating $3,394,000 had been sold to 137 subscribers of which $3,151,000 were sold to 126 subscribers as general partners interests and $243,000 were sold to 11 subscribers as limited partners interests.

3.       From the period commencing April 11, 1996 to September 30,   1996, the
         Registrant conducted no business activity. Therefore, there are no items of income or expense for the reporting period, and a statement of income is not provided.

ITEM 2.  MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Mewbourne Energy Partners 96-A, L.P. was formed April 11, 1996. Mewbourne Development Corporation is the Managing Partner, and has the power and authority to manage, control and administer all partnership affairs. On September 30, 1996, the only financial activity which had occurred was the receipt of the Organizational Partner's contribution of $100.00. The offering of limited and general partnership interest began on June 27, 1996. As of November 6, 1996, interests aggregating $3,394,000 had been sold to 137 subscribers of which $3,151,000 were sold to 126 subscribers as general partners interests and $243,000 were sold to 11 subscribers as limited partners interests.



RESULTS OF OPERATIONS

The Registrant had not commenced operations prior to the period ending September 30, 1996, therefore, no trend analysis based on quarterly changes in results of operations is available.


LIQUIDITY AND CAPITAL RESOURCES

The Registrant was formed on April 11, 1996, and the Organizational Partner contributed $100.00 in cash to the Registrants's capital. During the period after formation that ended September 30, 1996, there was no increase in cash and there were no distributions to partners.




                          Part II - Other Information

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits - 27 Financial Data Schedule

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




                                   MEWBOURNE ENERGY PARTNERS 96-A, L.P.

                                       By: Mewbourne Development Corporation
                                           Managing General Partner




Date:  November 6, 1996                  By:     /s/ J. ROE BUCKLEY
                                             --------------------------
                                             J. Roe Buckley, Treasurer
                                             and Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
